Form 10-K/A
period 2018-12-31
Wells Fargo Commercial Mortgage Trust 2018-C44
filed 2019-04-03
CIK 1736659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 20, 2019 (the “Original Form 10-K”) is to file an executed version of the agreement previously filed as Exhibit 4.2 to the Original Form 10-K. No other changes are being made to the Original Form 10-K.

Accordingly, Exhibit 4.2 of the Original Form 10-K, which contained the pooling and servicing agreement, dated and effective as of April 1, 2018, among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (the “BANK 2018-BNK11 PSA”), is hereby amended and restated in its entirety by the executed version of the BANK 2018-BNK11 PSA attached hereto as Exhibit 4.2.

Capitalized terms used and not otherwise defined herein shall have the respective meanings assigned to them in the Original Form 10-K.

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

4.2           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on March 27, 2019 under Commission File No. 333-206677-24 and incorporated by reference herein).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.11       Wilmington Trust, National Association, as Trustee of the Village at Leesburg Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.13       Wells Fargo Bank, National Association, as Custodian of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Village at Leesburg Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.19       Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.21       Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.27       Wilmington Trust, National Association, as Trustee of the Prince and Spring Street Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.29       Wells Fargo Bank, National Association, as Custodian of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.35       Wilmington Trust, National Association, as Trustee of the Stony Creek Marketplace Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.37       Wells Fargo Bank, National Association, as Custodian of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.40       National Tax Search, LLC, as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Business Center Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Business Center Mortgage Loan (filed as Exhibit 33.42 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.43       Wilmington Trust, National Association, as Trustee of the Airport Business Center Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Business Center Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.45       Wells Fargo Bank, National Association, as Custodian of the Airport Business Center Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Airport Business Center Mortgage Loan (filed as Exhibit 33.46 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Business Center Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Airport Business Center Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.51       Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.53       Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.46 to the Original Form 10-K under Commission File No. 333-206677-24  and incorporated by reference herein)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.56       National Tax Search, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.58       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.59       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

33.60       Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.61       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.46 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.63       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

33.64       National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.11       Wilmington Trust, National Association, as Trustee of the Village at Leesburg Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.13       Wells Fargo Bank, National Association, as Custodian of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Village at Leesburg Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.19       Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.21       Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.27       Wilmington Trust, National Association, as Trustee of the Prince and Spring Street Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.29       Wells Fargo Bank, National Association, as Custodian of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.35       Wilmington Trust, National Association, as Trustee of the Stony Creek Marketplace Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.37       Wells Fargo Bank, National Association, as Custodian of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.40       National Tax Search, LLC, as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Business Center Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Business Center Mortgage Loan (filed as Exhibit 34.42 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.43       Wilmington Trust, National Association, as Trustee of the Airport Business Center Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Business Center Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.45       Wells Fargo Bank, National Association, as Custodian of the Airport Business Center Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Airport Business Center Mortgage Loan (filed as Exhibit 34.46 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Business Center Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Airport Business Center Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.51       Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.53       Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.46 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.56       National Tax Search, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.58       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.59       Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

34.60       Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.61       Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.46 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.63       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

34.64       National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Village at Leesburg Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Village at Leesburg Mortgage Loan (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Village at Leesburg Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Northwest Hotel Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Prince and Spring Street Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Stony Creek Marketplace Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Business Center Mortgage Loan (filed as Exhibit 35.16 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Business Center Mortgage Loan (filed as Exhibit 35.17 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Business Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (filed as Exhibit 35.19 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (filed as Exhibit 35.20 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Re/Max Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (filed as Exhibit 35.22 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

35.23       CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes to the Original Form 10-K.)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the 181 Fremont Street Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-206677-24 and incorporated by reference herein)

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

Date: April 3, 2019