Form 10-K
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2018-C44
filed 2020-03-18
CIK 1736659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Re/Max Plaza Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Re/Max Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Re/Max Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the Re/Max Plaza Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Re/Max Plaza loan combination in the UBS Commercial Mortgage Trust 2018-C10 transaction, Commission File Number 333-207340-11 (the “UBS 2018-C10 Transaction”).  After the closing of the UBS 2018-C10 Transaction on May 31, 2018, this loan combination, including the Re/Max Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C10 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 181 Fremont Street Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The 181 Fremont Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 181 Fremont Street Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity.This loan combination, including the 181 Fremont Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 181 Fremont Street loan combination in the Benchmark 2018-B4 Mortgage Trust transaction, Commission File Number 333-206705-14 (the “Benchmark 2018-B4 Transaction”).  After the closing of the Benchmark 2018-B4 Transaction on July 13, 2018, this loan combination, including the 181 Fremont Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B4 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Airport Business Center Mortgage Loan, the 181 Fremont Street Mortgage Loan and the Re/Max Plaza Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Airport Business Center Mortgage Loan, the Re/Max Plaza Mortgage Loan and the 181 Fremont Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 181 Fremont Street Mortgage Loan and the Airport Business Center Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the 181 Fremont Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the 181 Fremont Street Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Airport Business Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        Wells Fargo Bank, National Association, as Primary Servicer of the Village at Leesburg Mortgage Loan (see Exhibit 33.1)

33.10      Rialto Capital Advisors, LLC, as Special Servicer of the Village at Leesburg Mortgage Loan (see Exhibit 33.2)

33.11      Wilmington Trust, National Association, as Trustee of the Village at Leesburg Mortgage Loan (Omitted. See Explanatory Notes.)

33.12      Wells Fargo Bank, National Association, as Custodian of the Village at Leesburg Mortgage Loan (see Exhibit 33.5)

33.13      Pentalpha Surveillance LLC, as Operating Advisor of the Village at Leesburg Mortgage Loan (see Exhibit 33.6)

33.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Village at Leesburg Mortgage Loan (see Exhibit 33.7)

33.15      National Tax Search, LLC, as Servicing Function Participant of the Village at Leesburg Mortgage Loan (see Exhibit 33.8)

33.16      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.17      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.18      Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.20      Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.21      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.22      National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.23      Wells Fargo Bank, National Association, as Primary Servicer of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 33.1)

33.24      Rialto Capital Advisors, LLC, as Special Servicer of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 33.2)

33.25      Wilmington Trust, National Association, as Trustee of the Prince and Spring Street Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 33.5)

33.27      Pentalpha Surveillance LLC, as Operating Advisor of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 33.6)

33.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 33.7)

33.29      National Tax Search, LLC, as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 33.8)

33.30      Wells Fargo Bank, National Association, as Primary Servicer of the Stony Creek Marketplace Mortgage Loan (see Exhibit 33.1)

33.31      Rialto Capital Advisors, LLC, as Special Servicer of the Stony Creek Marketplace Mortgage Loan (see Exhibit 33.2)

33.32      Wilmington Trust, National Association, as Trustee of the Stony Creek Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Custodian of the Stony Creek Marketplace Mortgage Loan (see Exhibit 33.5)

33.34      Pentalpha Surveillance LLC, as Operating Advisor of the Stony Creek Marketplace Mortgage Loan (see Exhibit 33.6)

33.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (see Exhibit 33.7)

33.36      National Tax Search, LLC, as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (see Exhibit 33.8)

33.37      Wells Fargo Bank, National Association, as Primary Servicer of the Airport Business Center Mortgage Loan (see Exhibit 33.1)

33.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Business Center Mortgage Loan

33.39      Wilmington Trust, National Association, as Trustee of the Airport Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Wells Fargo Bank, National Association, as Custodian of the Airport Business Center Mortgage Loan (see Exhibit 33.5)

33.41      Park Bridge Lender Services LLC, as Operating Advisor of the Airport Business Center Mortgage Loan

33.42      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Business Center Mortgage Loan (see Exhibit 33.7)

33.43      National Tax Search, LLC, as Servicing Function Participant of the Airport Business Center Mortgage Loan (see Exhibit 33.8)

33.44      Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 33.1)

33.45      Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 33.2)

33.46      Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.47      Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (see Exhibit 33.5)

33.48      Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (see Exhibit 33.41)

33.49      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 33.7)

33.50      National Tax Search, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 33.8)

33.51      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 33.1)

33.52      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53      Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.54      Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 33.5)

33.55      Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 33.41)

33.56      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.7)

33.57      National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 33.8)

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

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        Wells Fargo Bank, National Association, as Primary Servicer of the Village at Leesburg Mortgage Loan (see Exhibit 34.1)

34.10      Rialto Capital Advisors, LLC, as Special Servicer of the Village at Leesburg Mortgage Loan (see Exhibit 34.2)

34.11      Wilmington Trust, National Association, as Trustee of the Village at Leesburg Mortgage Loan (Omitted. See Explanatory Notes.)

34.12      Wells Fargo Bank, National Association, as Custodian of the Village at Leesburg Mortgage Loan (see Exhibit 34.5)

34.13      Pentalpha Surveillance LLC, as Operating Advisor of the Village at Leesburg Mortgage Loan (see Exhibit 34.6)

34.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Village at Leesburg Mortgage Loan (see Exhibit 34.7)

34.15      National Tax Search, LLC, as Servicing Function Participant of the Village at Leesburg Mortgage Loan (see Exhibit 34.8)

34.16      Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.17      Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.18      Wilmington Trust, National Association, as Trustee of the Northwest Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.20      Pentalpha Surveillance LLC, as Operating Advisor of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.21      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.22      National Tax Search, LLC, as Servicing Function Participant of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.23      Wells Fargo Bank, National Association, as Primary Servicer of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 34.1)

34.24      Rialto Capital Advisors, LLC, as Special Servicer of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 34.2)

34.25      Wilmington Trust, National Association, as Trustee of the Prince and Spring Street Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 34.5)

34.27      Pentalpha Surveillance LLC, as Operating Advisor of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 34.6)

34.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 34.7)

34.29      National Tax Search, LLC, as Servicing Function Participant of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 34.8)

34.30      Wells Fargo Bank, National Association, as Primary Servicer of the Stony Creek Marketplace Mortgage Loan (see Exhibit 34.1)

34.31      Rialto Capital Advisors, LLC, as Special Servicer of the Stony Creek Marketplace Mortgage Loan (see Exhibit 34.2)

34.32      Wilmington Trust, National Association, as Trustee of the Stony Creek Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Custodian of the Stony Creek Marketplace Mortgage Loan (see Exhibit 34.5)

34.34      Pentalpha Surveillance LLC, as Operating Advisor of the Stony Creek Marketplace Mortgage Loan (see Exhibit 34.6)

34.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (see Exhibit 34.7)

34.36      National Tax Search, LLC, as Servicing Function Participant of the Stony Creek Marketplace Mortgage Loan (see Exhibit 34.8)

34.37      Wells Fargo Bank, National Association, as Primary Servicer of the Airport Business Center Mortgage Loan (see Exhibit 34.1)

34.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Business Center Mortgage Loan

34.39      Wilmington Trust, National Association, as Trustee of the Airport Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Wells Fargo Bank, National Association, as Custodian of the Airport Business Center Mortgage Loan (see Exhibit 34.5)

34.41      Park Bridge Lender Services LLC, as Operating Advisor of the Airport Business Center Mortgage Loan

34.42      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Business Center Mortgage Loan (see Exhibit 34.7)

34.43      National Tax Search, LLC, as Servicing Function Participant of the Airport Business Center Mortgage Loan (see Exhibit 34.8)

34.44      Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 34.1)

34.45      Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 34.2)

34.46      Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.47      Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (see Exhibit 34.5)

34.48      Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (see Exhibit 34.41)

34.49      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 34.7)

34.50      National Tax Search, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 34.8)

34.51      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 34.1)

34.52      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53      Wilmington Trust, National Association, as Trustee of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.54      Wells Fargo Bank, National Association, as Custodian of the 181 Fremont Street Mortgage Loan (see Exhibit 34.5)

34.55      Park Bridge Lender Services LLC, as Operating Advisor of the 181 Fremont Street Mortgage Loan (see Exhibit 34.41)

34.56      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.7)

34.57      National Tax Search, LLC, as Servicing Function Participant of the 181 Fremont Street Mortgage Loan (see Exhibit 34.8)

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

35.2        Rialto Capital Advisors, LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Village at Leesburg Mortgage Loan (see Exhibit 35.1)

35.5        Rialto Capital Advisors, LLC, as Special Servicer of the Village at Leesburg Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.7        Rialto Capital Advisors, LLC, as Special Servicer of the Northwest Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 35.1)

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the Prince and Spring Street Portfolio Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Stony Creek Marketplace Mortgage Loan (see Exhibit 35.1)

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the Stony Creek Marketplace Mortgage Loan (see Exhibit 35.2)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Airport Business Center Mortgage Loan (see Exhibit 35.1)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 35.1)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 35.2)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the 181 Fremont Street Mortgage Loan (see Exhibit 35.1)

35.17      CWCapital Asset Management LLC, as Special Servicer of the 181 Fremont Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2020